Form 10-K
period 2002-12-31
CHEVY CHASE AUTO RECEIVABLES TRUST 2001-3
filed 2003-04-01
CIK 1166429

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                   Commission file number:
     December 31, 2002                              333-21707





                Chevy Chase Auto Receivables Trust 2001-3
         ____________________________________________________
          (Exact name of registrant as specified in charter)




            Delaware                             52-897004
________________________________             ___________________
(State or other jurisdiction of               (IRS. Employer
  incorporation or organization)             Identification No.)



     c/o Chevy Chase Bank, F.S.B.
       7501 Wisconsin Avenue
        Bethesda, Maryland                         20814
________________________________________     ___________________
(Address of principal executive offices)        (Zip Code)



Registrant's telephone number, including area (301) 986-7000
                                             ___________________

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



            Yes   X            No
           _________        _________

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.











































































                            Introductory Note


Chevy Chase Bank, F.S.B. (the "Bank")is the seller and Servicer under the Pooling and Servicing Agreement (" Agreement"), dated as of December 1, 2001, by and between the Bank and U.S. Bank National Association, as the indenture trustee. The Certificates listed on page 1 hereof will be referred to collectively herein as the "Certificates". The Certificates do not represent obligations of or interests in the Bank.

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


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                              Part II


Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company (DTC). Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 11 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002.



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

          Not Applicable

Item 8    Financial Statements and Supplementary Data

          Not Applicable

Item 9    Changes In And Disagreements With Accountants
          On Accounting and Financial Disclosure

          A current report on Form 8-K, dated August 13, 2002, was filed with the SEC reporting the dismissal Arthur Andersen LLP as independent auditors of the Originator and the engagement of Ernst & Young LLP to serve as independent auditors for the fiscal year ending September 30, 2002.
           (Item reported:  Item 4)

                               Part III

Item 10   Directors and Executive Officers of the Registrant

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust
          Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 11 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2002.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2002.


$ 236,085,000.00 Auto Receivables Backed Certificates

                                             Aggregate Amount of   Percent of
Name                                          Certificates Held     O/S Class
Bank of New York                                   25,000,000           30.49%
State Street Bank and Trust Co.                    54,000,000           65.85%

State Street Bank and Trust Co.                    11,000,000           19.10%
HSBC Bank USA / Treasury Investment                20,000,000           34.72%
Deutsche Bank Trust Company Americas               23,100,000           40.10%

Boston Safe Deposit & Trust Co.                     9,485,000          100.00%



The address of each of the above participants is:

                            The Depository Trust Company
                            Issuer Services
                            c/o ADP Proxy Services
                            51 Mercedes Way
                            Edgewood, NY  11717

Item 13   Certain Relationships and Related Transactions

          None

                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2002

          ii) Annual Accountant's Report dated October 23, 2002
              and related Report of Management dated October 23, 2002 relating to sufficiency of accounting controls.

          No proxy soliciting material has been distributed by the Trust.











                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Chevy Chase Auto Receivables Trust 2001-3
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/31/2003                 By:  ____________________________________
                                                  Joel A. Friedman
                                                  Senior Vice President
                                                  and Controller

CERTIFICATION

I, Joel A. Friedman., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Chevy Chase Auto Receivables Trust 2001-3

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Depository Trust Company.


                                     Chevy Chase Auto Receivables Trust 2001-3
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/31/2003                 By:  ____________________________________
                                                  Joel A. Friedman
                                                  Senior Vice President
                                                  and Controller